Form 10-K
period 1996-12-31
CRIIMI MAE FINANCIAL CORP
filed 1997-03-31
CIK 948268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
                              ------------------

Commission file number             33-94694
                              -----------------

                        CRIIMI MAE FINANCIAL CORPORATION
-----------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Maryland                            52-1931369
-------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

11200 Rockville Pike, Rockville, Maryland           20852
-----------------------------------------  ----------------------
(Address of principal executive offices)          (Zip Code)

                                 (301) 816-2300
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
-       ----------------------------------------------------------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
-----------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 28, 1997, 1,000 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

     I, II, III and IV        Current Reports on Form 8-K filed with the
                              Commission on January 11, 1996, February 15, 1996,
                              March 13, 1996, April 12, 1996, May 15, 1996, June
                              12, 1996, July 12, 1996, August 12, 1996,
                              September 13, 1996, October 16, 1996, November 12,
                              1996 and December 12, 1996.

                        CRIIMI MAE FINANCIAL CORPORATION

                         1996 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                         Page
                                                         ----

Item 2.   Properties  . . . . . . . . . . . . . . . . .     4
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     4
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . .     4

                                     PART II
                                     -------
Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters . . . . . .     4
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .     4

                                    PART III
                                    --------
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .     5


                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . .     5

Signatures  . . . . . . . . . . . . . . . . . . . . . .     6

                                     PART I

ITEM 2.   PROPERTIES

          The information required by item 2 is incorporated herein by reference to the Current Reports on Form 8-K filed with the Commission on January 11, 1996, February 15, 1996, March 13, 1996, April 12, 1996, May 15, 1996, June 12,
1996, July 12, 1996, August 12, 1996, September 13, 1996, October 16, 1996,
November 12, 1996 and December 12, 1996 and to the Accountant's Report and the Annual Compliance Statement filed in response to Item 14 of this Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the security holders to be voted on during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

          The Registrant's 1,000 shares of authorized Common Stock are held by CRIIMI MAE Inc. (CRIIMI MAE), are not traded and have no trading market.

          As of December 31, 1996 Collateralized Mortgage Obligations (Bonds), with a face value of $200,035,759 and a fair market value of $191,284,195, were outstanding. The Bonds are held by 23 Bondholders. The Bonds trade on the over-the-counter market.

          Reference is made to the Current Reports on Form 8-K filed with the Commission on January 11, 1996, February 15, 1996, March 13, 1996, April 12, 1996, May 15, 1996, June 12, 1996, July 12, 1996, August 12, 1996, September 13,
1996, October 16, 1996, November 12, 1996 and December 12, 1996 for information concerning payments of principal and interest on the Bonds to Bondholders and dividends paid to CRIIMI MAE as the sole shareholder of the Registrant.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          During 1996, CRIIMI MAE was paid $755,813 by the Registrant for interest expense due to CRIIMI MAE on the Mortgage Interest Strip Certificates that were issued in conjunction with the Bonds.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K


          (c)       Exhibits

                                                                            Sequentially
              Exhibit No.       Description                                 Numbered Page
              ----------        -----------                                 -------------
              4.                Indenture, dated as of October
                                1, 1995, among CRIIMI MAE
                                Financial Corporation and State
                                Street Bank and Trust Company,
                                as Trustee. (Incorporated by
                                reference to Exhibit 2 to the
                                Current Report on Form 8-K
                                filed with the Commission on
                                October 24,1995)                                        --

              10.1              Master Servicing Agreement, dated
                                as of October 11, 1995, among
                                CRIIMI MAE Financial Corporation,
                                as Issuer, CRIIMI MAE Services Limited
                                Partnership, as Master Servicer,
                                State Street Bank and Trust Company,
                                as Lead, and State Street Bank and Trust
                                Company, as Trustee. (Incorporated by
                                reference to Exhibit 3 to the Current
                                Report on Form 8-K filed with the
                                Commission on October 24, 1995).                        --

              99.1              Report of Independent Public Accountants
                                on Applying Agreed-upon procedures.
                                (filed herewith).                                        8

              99.2              Annual Report for 1996 (filed herewith).                 9

              99.3              Management's Assertion (filed herewith).                12

              99.4              Annual Compliance Statement (filed herewith).           13


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CRIIMI MAE FINANCIAL CORPORATION
                                 (Registrant)

March 28, 1997                    /s/ William B. Dockser
-----------------                -----------------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 28, 1997                   /s/ William B. Dockser
---------------------            ----------------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer



March 28, 1997                   /s/ H. William Willoughby
---------------------            ----------------------------
DATE                             H. William Willoughby
                                 Director, President and
                                   Secretary



March 28, 1997                   /s/ Cynthia O. Azzara
---------------------            ----------------------------
DATE                             Cynthia O. Azzara
                                 Senior Vice President, Chief
                                  Financial Officer and Principal
                                  Accounting Officer



March 28, 1997                   /s/ Bruce Lane
---------------------            ----------------------------
DATE                             Bruce Lane
                                 Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                       ON APPLYING AGREED-UPON PROCEDURES



CRIIMI MAE Financial Corporation
11200 Rockville Pike
Rockville, MD  20852

State Street Bank and Trust Company
Two International Place
Boston, MA  02110

We have performed the procedures enumerated below, which were agreed to by CRIIMI MAE Financial Corporation (the "Issuer") and State Street Bank and Trust Company (collectively, the "Specified Users"), solely to assist you in evaluating the Issuer's compliance, as set forth in the accompanying management assertion, with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995 and the accuracy of the Issuer's records for the year ended December 31, 1996. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the specified users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose. However, it is our understanding that these procedures are sufficient for your purposes.

During our engagement, we were furnished with or referred to the following documents:

          o    The Indenture agreement
          o The Payment Date Statements for each of the months in the year beginning January 1, 1996 which represent all such Payment Date Statements for the year ended December 31, 1996, as provided by the Specified Users
          o Collateral information attached to the Payment Date Statements listed above, as provided by the Specified Users
          o The CRIIMI MAE Financial Corporation, 7% Collateralized Mortgage Obligations, Annual Report for 1996 (the "Annual Report") as attached to this letter

Procedures to Comply with Section 8.4(b) of the Indenture
---------------------------------------------------------

We read such provisions of the Indenture agreement as we deemed necessary for purposes of this letter. We also read each of the Payment Date Statements for the months listed above and performed the following procedures:

          1. We agreed the Scheduled Principal distributions for the Mortgages and the GNMAs as detailed in the Principal Distribution Detail table to the collateral information attached to the Payment Date Statement. We agreed the Principal Prepayments for the Mortgages and the GNMAs as detailed in the Principal Distribution Detail table to the collateral information attached to the Payment Date Statement. We verified with the Issuer that there were no FHA Insurance Proceeds or Realized Losses during the period covered by the Payment Date Statement. We also tested the clerical accuracy of the Net Principal Distribution.

          2. For the Payment Date Statements listed above, we agreed the Beginning Balance as detailed in the Interest Payable on Bonds table to the Actual Ending Balance of the bonds detailed in the prior month's Payment Date Statement. We recalculated the

               Interest Payable based on the Beginning Balance and the Interest Rate on the Bonds of 7%.

We performed the calculations as set forth in this letter in accordance with
Section 8.4(b) of the Indenture and found the calculations of the trustee to be in agreement with those recomputed by us within $1.00.

No exceptions were found as a result of applying the above procedures.

Procedures Related to the 1996 Annual Report
--------------------------------------------

1.        We read the Annual Report.

2.        We tested the Annual Report for  mathematical accuracy.

3. We agreed the amounts disclosed for Scheduled Principal, Principal Prepayments, FHA Insurance Proceeds, Realized Losses and Net Principal Distribution as stated in the Principal Distribution Detail table of the Annual Report to the sum of the stated amounts as detailed in the Payment Date Statements.

4. We agreed the amounts disclosed for Interest Amount, Interest Strip Amount and Net Interest Distribution as stated in the Interest Distribution Detail table of the Annual Report to the sum of the stated amounts as detailed in the Payment Date Statements.

5. We agreed the amounts disclosed for the Beginning Balance, Interest Rate and Interest Payable as stated in the Interest Payable on the Bonds table of the Annual Report to amounts detailed in the applicable Payment Date Statement.

6. We agreed the Actual Beginning Balance, Actual Principal Payable and the Actual Ending Balance as stated in the Principal Balance of Collateral table of the Annual Report to the sum of the stated amounts as detailed in the Payment Date Statements.

7. We agreed the Beginning Balance, Principal Payable and the Ending Balance as detailed in the Principal Balance of Bonds table of the Annual Report to amounts detailed in the applicable Payment Date Statement.

8. We agreed the Number, Stated Principal Balance and Unpaid Principal Balance delinquent for One Month, Two Months, Three Months + and Foreclosures as detailed in the Delinquent Mortgage Loans table of the Annual Report to the stated amounts in the latest Payment Date Statement.

9. We agreed the Months Delinquent, Loan Number, Stated Principal Balance and Status of Foreclosures as detailed in the Delinquent Mortgage Loans Detail table of the Annual Report to the detail stated in the latest Payment Date Statement.

10. We agreed the Loan Number, Nature of Liquidation, Final Recovery Determination, FHA Proceeds and Realized Loss as detailed in the Liquidation table of the Annual Report to the detail stated in the latest Payment Date Statement.

11. We agreed the Aggregate P&I Advances, Aggregate unreimbursed P&I Advances, Interest on P&I Advances Paid to Master Servicer, Interest accrued on unreimbursed P&I Advances as stated in the P&I Advances table of the Annual Report to the stated amounts detailed in the latest Payment Date Statement.

12. We agreed the Aggregate Realized Losses incurred as stated in the Realized Losses table of the Annual Report to the stated amount in the latest Payment Date Statement.

13. We agreed the Master Servicing Fee and the Trustee Fee detailed in the Fees table of the Annual Report to the sum of the stated amounts disclosed in the Payment Date Statements.

We considered differences of less than $1.00 to be immaterial and, as such, are not reported as exceptions herein.

No exceptions were found as a result of applying the above procedures.

We were not engaged to, and did not, perform an examination, the objective of which would be the expression of an opinion on management's assertion. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This report is intended solely for the use of the specified users and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. However, this report is a matter of public record and its distribution is not limited.


Washington, D.C.
March 28, 1997

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1996


Principal Distribution Detail

                   Scheduled          Principal    FHA Insurance      Realized       Net Principal
                    Principal        Prepayments     Proceeds          Losses        Distribution
                  -------------     -------------- -------------      --------     --------------
Mortgages         $  978,647.78     $14,252,707.81 $       0.00      $    0.00     $15,231,355,59
GNMA              $  499,212.39             N/A             N/A      $    0.00     $   499,212.39
Total             $1,477,860.17     $14,252,707.81 $        0.00     $    0.00     $15,730,567.98

Interest Distribution Detail

                               Interest      Interest Strip     Net Interest
                                Amount           Amount         Distribution
                             --------------  -------------      --------------
Mortgages                    $12,615,125.57  $  766,275.60      $11,848,849.97
GNMA                         $ 6,297,691.77            N/A      $ 6,297,691.77
Total                        $18,912,817.34  $  766,275.60      $18,146,541.74


Interest Payable on Bonds
                                Beginning      Interest           Interest
                                 Balance     Rate (Fixed)          Payable
                             --------------- ------------       --------------
                             $215,766,327.91        7.00%       $14,964,783.43


Balance Information
-------------------
Principal Balance of Collateral
                             Actual Beginning  Actual Principal   Actual Ending
                                 Balance          Payable            Balance
                             ----------------  ----------------   ------------
Mortgages                    $ 144,920,750.79 $  15,231,355.26    $129,689,395.53
GNMA                         $  77,717,114.59 $     499,212.41    $ 77,217,902.18
Total                        $ 222,637,865.38 $  15,730,567.67    $206,907,297.71

Principal Balance of Bonds
                                Beginning      Principal            Ending
                                 Balance        Payable             Balance
                             --------------- --------------     ---------------
                             $215,766,327.91 $15,730,567.98     $200,035,759.93

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1996


Delinquency Information
Delinquent Mortgage Loans

                                          One Month       Two Months    Three Months+     Foreclosures
                                          ---------       ----------    -------------     ------------
Number                                            0                0                0                0
Stated Principal Balance                  $    0.00       $     0.00    $        0.00     $       0.00
Unpaid Principal Balance                  $    0.00       $     0.00    $        0.00     $       0.00


Delinquent Mortgage Loans Detail

                                                                         Stated
                                          Months          Loan          Principal          Status of
                                          Delinq.         Number         Balance          Foreclosure
                                          -------         ------        ---------         -----------

Liquidations

                    Loan       Nature of   Final Recovery   FHA     Realized
                   Number     Liquidation   Determination Proceeds    Loss
                   ------     -----------  -------------- --------  --------


CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1996

Other Information

P&I Advances

Aggregate P&I Advances                            $0.00
Aggregate unreimbursed P&I Advances               $0.00
Interest on P&I Advances paid to Master Servicer  $0.00
Interest accrued on unreimbursed P&I Advances     $0.00


Realized Losses

Aggregate Realized Losses incurred                $0.00


Fees

                   Master           Trustee
                Servicing Fee         Fee
                -------------      ---------

Mortgages       $   71,579.97      $12,884.40
GNMA            $   38,747.07      $ 6,974.49
Total           $  110,327.04      $19,858.89

                             MANAGEMENT'S ASSERTION



For the year ended December 31, 1996, the mathematical accuracy of CRIIMI MAE Financial Corporation's Payment Date Statements provided by State Street Bank and Trust Company as trustee is correct. CRIIMI MAE Financial Corporation's 1996 Annual Report is mathematically accurate and the amounts disclosed agree to the Payment Date Statements. Also, for the same period, CRIIMI MAE Financial Corporation has complied with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995.


                              /s/ Cynthia O. Azzara
                              ------------------------------
                              Cynthia O. Azzara
                              Senior Vice President and Chief
                                Financial Officer


                              /s/ Nikole S. Sheridan
                              ------------------------------
                              Nikole S. Sheridan
                              Vice President/Controller

                           ANNUAL COMPLIANCE STATEMENT
                          ----------------------------


                              March 28, 1997



Mr. William G. Swan
State Street Bank and Trust Company
225 Franklin Street
Boston, MA  02170

Dear Mr. Swan:

     In accordance with Section 9.9 of the Indenture dated as of October 1, 1995, between CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee, I certify that review of the activities of the Issuer for the period January 1, 1996 to December 31, 1996 and of the Issuer's performance under this Indenture has been made under my supervision. To the best of my knowledge, based on such review, the Issuer has fulfilled all of its obligations under this Indenture.

                              Sincerely,



                              /s/ Cynthia O. Azzara
                              ------------------------------
                         By:  Cynthia O. Azzara
                              Senior Vice President and Chief
                                Financial Officer


                              /s/ Jay R. Cohen
                              ------------------------------
                         By:  Jay R. Cohen
                              Executive Vice President and
                                Treasurer