Form 10-K
period 1997-12-31
CRIIMI MAE FINANCIAL CORP
filed 1998-03-31
CIK 948268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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









                               Page 1 of 16 pages


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 28, 1998, 1,000 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

     I, II, III and IV        Current Reports on Form 8-K filed with the
                              Commission on January 15, 1997, February 14, 1997,
                              March 14, 1997, April 15, 1997, May 15, 1997, June
                              13, 1997, July 11, 1997, August 13, 1997,
                              September 15, 1997, October 15, 1997, November 14,
                              1997 and December 15, 1997.

                        CRIIMI MAE FINANCIAL CORPORATION

                         1997 ANNUAL REPORT ON FORM 10-K


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

                                     PART I

ITEM 2.   PROPERTIES

          The information required by item 2 is incorporated herein by reference to the Current Reports on Form 8-K filed with the Commission on January 15, 1997, February 14, 1997, March 14, 1997, April 15, 1997, May 15, 1997, June 13,
1997, July 11, 1997, August 13, 1997, September 15, 1997, October 15, 1997,
November 14, 1997 and December 15, 1997 and to the Accountant's Report and the Annual Compliance Statement filed in response to Item 14 of this Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the security holders to be voted on during the fourth quarter of 1997.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

          The Registrant's 1,000 shares of authorized Common Stock are held by CRIIMI MAE Inc. (CRIIMI MAE), are not traded and have no trading market.

          As of December 31, 1997 Collateralized Mortgage Obligations (Bonds), with a face value of $186,409,356 and a fair market value of $183,962,733, were outstanding. The Bonds are held by 23 Bondholders. The Bonds trade on the over-the-counter market.

          Reference is made to the Current Reports on Form 8-K filed with the Commission on January 15, 1997, February 14, 1997, March 14, 1997, April 15, 1997, May 15, 1997, June 13, 1997, July 11, 1997, August 13, 1997, September 15,
1997, October 15, 1997, November 14, 1997 and December 15, 1997 for information concerning payments of principal and interest on the Bonds to Bondholders and dividends paid to CRIIMI MAE as the sole shareholder of the Registrant.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          During 1997, CRIIMI MAE was paid $645,846 by the Registrant for interest expense due to CRIIMI MAE on the Mortgage Interest Strip Certificates that were issued in conjunction with the Bonds.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K


          (c)       Exhibits

                                                                                          Sequentially
          Exhibit No.          Description                                                Numbered Page
          -----------          -----------                                                -------------
          4.                   Indenture, dated as of October 1, 1995, among
                               CRIIMI MAE Financial Corporation and State
                               Street Bank and Trust Company, as Trustee.
                               (Incorporated by reference to Exhibit 2 to the
                               Current Report on Form 8-K filed with the
                               Commission on October 24, 1995).                                --

          10.1                 Master Servicing Agreement, dated as of October
                               11, 1995, among CRIIMI MAE Financial Corporation,
                               as Issuer, CRIIMI MAE Services Limited Partnership,
                               as Master Servicer, State Street Bank and Trust
                               Company, as Lead, and State Street Bank and Trust
                               Company, as Trustee. (Incorporated by reference to
                               Exhibit 3 to the Current Report on Form 8-K filed
                               with the Commission on October 24, 1995).                       --

          99.1                 Report of Independent Public Accountants on Applying
                               Agreed-upon procedures. (filed herewith).                        8

          99.2                 Annual Report for 1997 (filed herewith).                        12

          99.3                 Management's Assertion (filed herewith).                        15

          99.4                 Annual Compliance Statement (filed herewith).                   16

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CRIIMI MAE FINANCIAL CORPORATION
                                 (Registrant)

March 20, 1998                   /s/ William B. Dockser
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

March 20, 1998                   /s/ William B. Dockser
---------------------            ----------------------------
DATE                             William B. Dockser
                                 Chairman of the Board and
                                   Principal Executive Officer



March 20, 1998                   /s/ H. William Willoughby
---------------------            ----------------------------
DATE                             H. William Willoughby
                                 Director, President and
                                   Secretary



March 20, 1998                   /s/ Cynthia O. Azzara
---------------------            ----------------------------
DATE                             Cynthia O. Azzara
                                 Senior Vice President, Chief
                                  Financial Officer and Principal
                                  Accounting Officer



March 20, 1998                   /s/ Bruce Lane
---------------------            ----------------------------
DATE                             Bruce Lane
                                 Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



CRIIMI MAE Financial Corporation
11200 Rockville Pike
Rockville, MD  20852

State Street Bank and Trust Company
Two International Place
Boston, MA  02110

We have performed the procedures enumerated below, which were agreed to by CRIIMI MAE Financial Corporation (the "Issuer") and State Street Bank and Trust Company (collectively, the "Specified Users"), solely to assist you in evaluating the Issuer's compliance, as set forth in the accompanying management assertion, with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995 and the accuracy of the Issuer's records for the year ended December 31, 1997. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the specified users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose. However, it is our understanding that these procedures are sufficient for your purposes.

During our engagement, we were furnished with or referred to the following documents:

          -    The Indenture agreement
          - The Payment Date Statements for each of the months in the year beginning January 1, 1997 which represent all such Payment Date Statements for the year ended December 31, 1997, as provided by the Specified Users
          - Collateral information attached to the Payment Date Statements listed above, as provided by the Specified Users
          - The CRIIMI MAE Financial Corporation, 7% Collateralized Mortgage Obligations, Annual Report for 1997 (the "Annual Report") as attached to this letter

Procedures to Comply with Section 8.4(b) of the Indenture
---------------------------------------------------------

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

Procedures Related to the 1997 Annual Report
--------------------------------------------

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

No exceptions were found as a result of applying the above procedures, except it is noted that in Step #3 above, that the prepayment amounts detailed in the Monthly Payment Date Statements includes the prepayment amount and the principal due for the month that the prepayment was made. The Annual Report's Principal Prepayments column includes only the prepayment amount. Accordingly, the Principal Payment and Principal Prepayment per the Monthly Payment Date Statements amounts did not agree to such amounts in the Annual Report. However, we noted that the combined sum of all Principal Payment and Principal Prepayments per the Monthly Payment Date Statement agreed to the combined sum of the Principal Payment and Principal Prepayment amounts in the Annual Report.

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



Washington, D.C.
March 20, 1998

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1997


Principal Distribution Detail

                    Scheduled            Principal          FHA Insurance         Realized        Net Principal
                     Principal          Prepayments           Proceeds             Losses         Distribution
                   -------------       --------------       -------------         --------        -------------
Mortgages          $  947,883.74       $12,144,874.90       $        0.00         $   0.00        $13,092,758.64
GNMA               $  533,644.88               N/A                    N/A         $   0.00        $   533,644.88
Total              $1,481,528.62       $12,144,874.90       $        0.00         $   0.00        $13,626,403.52


Interest Distribution Detail

                               Interest            Interest Strip     Net Interest
                                Amount                 Amount         Distribution
                             --------------        -------------      --------------
Mortgages                    $10,557,470.41        $  645,846.04      $ 9,911,624.37
GNMA                         $ 6,256,425.87                  N/A      $ 6,256,425.87
Total                        $16,813,896.28        $  645,846.04      $16,168,050.24


Interest Payable on Bonds
                                                                                  Additional
                        Beginning           Interest            Interest           Interest
                         Balance          Rate (Fixed)           Payable           Payable
                     ---------------      ------------        --------------     -----------
                     $200,035,759.93             7.00%        $13,540,238.91     $      0.00


Balance Information
-------------------
Principal Balance of Collateral
                                     Actual Beginning      Actual Principal        Actual Ending
                                         Balance                Payable                    Balance
                                     ----------------      ----------------       ---------------
Mortgages                            $ 129,689,395.53      $  13,092,758.64       $116,596,636.89
GNMA                                 $  77,217,902.18      $     533,644.88       $ 76,684,257.30
Total                                $ 206,907,297.71      $  13,626,403.52       $193,280,894.19

Principal Balance of Bonds
                                        Beginning            Principal                Ending
                                         Balance              Payable                 Balance
                                     ---------------       --------------         ---------------
                                     $200,035,759.93       $13,626,403.52         $186,409,356.41

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1997


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


Delinquent Mortgage Loans Detail

                                                                         Stated
                                          Months          Loan          Principal          Status of
                                          Delinq.         Number         Balance          Foreclosure
                                          -------         ------        ---------         -----------
                                                0              0        $    0.00                   0

Liquidations

                              Loan        Nature of        Final Recovery        FHA          Realized
                             Number      Liquidation        Determination      Proceeds         Loss
                             ------      -----------       --------------      --------       --------
                                  0                0                    0      $   0.00       $   0.00

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1997

Other Information

P&I Advances

Aggregate P&I Advances                            $0.00
Aggregate unreimbursed P&I Advances               $0.00
Interest on P&I Advances paid to Master Servicer  $0.00
Interest accrued on unreimbursed P&I Advances     $0.00


Realized Losses

Aggregate Realized Losses incurred                $0.00


Fees

                   Master           Trustee
                Servicing Fee         Fee
                -------------      ---------

Mortgages       $   61,663.24      $11,099.39
GNMA            $   38,488.47      $ 6,927.91
Total           $  100,151.71      $18,027.30

                             MANAGEMENT'S ASSERTION



For the year ended December 31, 1997, the mathematical accuracy of CRIIMI MAE Financial Corporation's Payment Date Statements provided by State Street Bank and Trust Company as trustee is correct. CRIIMI MAE Financial Corporation's 1997 Annual Report is mathematically accurate and the amounts disclosed agree to the Payment Date Statements. Also, for the same period, CRIIMI MAE Financial Corporation has complied with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995.


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


                              March 20, 1998



Mr. William G. Swan
State Street Bank and Trust Company
225 Franklin Street
Boston, MA  02170

Dear Mr. Swan:

     In accordance with Section 9.9 of the Indenture dated as of October 1, 1995, between CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee, I certify that review of the activities of the Issuer for the period January 1, 1997 to December 31, 1997 and of the Issuer's performance under this Indenture has been made under my supervision. To the best of my knowledge, based on such review, the Issuer has fulfilled all of its obligations under this Indenture.

                              Sincerely,



                              /s/ Cynthia O. Azzara
                              ------------------------------
                         By:  Cynthia O. Azzara
                              Senior Vice President and Chief
                                Financial Officer