Form 10-K
period 1998-12-31
CRIIMI MAE FINANCIAL CORP
filed 1999-03-31
CIK 948268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
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

                            NONE
----------------------------------------------------------------
                       (Title of Class)

Securities  registered  pursuant to Section 12(g) of the Act:

                            NONE
-----------------------------------------------------------------
                       (Title of class)









                    Page 1 of 16 pages

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 28, 1999, 1,000 shares of common stock were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

     I, II, III and IV                   Current Reports on Form 8-K filed
                                         with the Commission on January 16,
                                         1998, February 13, 1998, March 17,
                                         1998, April 15, 1998, May 15, 1998,
                                         June 15, 1998, July 15, 1998, August
                                         13, 1998, September 15, 1998,
                                         October 16, 1998, November 16, 1998
                                         and December 15, 1998.

                        CRIIMI MAE FINANCIAL CORPORATION

                         1998 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                  Page
                                                                  ----

Item 2.   Properties.............................................. 4
Item 3.   Legal Proceedings....................................... 4
Item 4.   Submission of Matters to a Vote
            of Security Holders................................... 4

                                     PART II
                                     -------
Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters....................... 4
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure................ 4

                                    PART III
                                    --------
Item 13.  Certain Relationships and Related
            Transactions.......................................... 5


                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K................................... 5

Signatures........................................................ 6

                                     PART I

ITEM 2.   PROPERTIES

          The information required by item 2 is incorporated herein by reference to the Current Reports on Form 8-K filed with the Commission on January 16, 1998, February 13, 1998, March 17, 1998, April 15, 1998, May 15,
1998, June 15, 1998, July 15, 1998, August 13, 1998, September 15, 1998, October
16, 1998, November 16, 1998 and December 15, 1998 and to the Accountant's Report and the Annual Compliance Statement filed in response to Item 14 of this Form 10- K.

ITEM 3.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the security holders to be voted on during the fourth quarter of 1998.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

          The Registrant's 1,000 shares of authorized Common Stock are held by CRIIMI MAE Inc. (CRIIMI MAE), are not traded and have no trading market.

          As of December 31, 1998 Collateralized Mortgage Obligations (Bonds), with a face value of $154,840,830 and a fair market value of $159,611,323, were outstanding. The Bonds are held by 23 Bondholders. The Bonds trade on the over-the-counter market.

          Reference is made to the Current Reports on Form 8-K filed with the Commission on January 16, 1998, February 13, 1998, March 17, 1998, April 15, 1998, May 15, 1998, June 15, 1998, July 15, 1998, August 13, 1998,
September 15, 1998, October 16, 1998, November 16, 1998 and December 15, 1998 for information concerning payments of principal and interest on the Bonds to Bondholders and dividends paid to CRIIMI MAE as the sole shareholder of the Registrant.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          During 1998, CRIIMI MAE was paid $530,519 by the Registrant for interest expense due to CRIIMI MAE on the Mortgage Interest Strip Certificates that were issued in conjunction with the Bonds.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K


     (c)     Exhibits

                                                                Sequentially
   Exhibit No.   Description                                    Numbered Page
   -----------   -----------                                    -------------

     4.          Indenture,  dated  as of  October  1,  1995,
                 among CRIIMI MAE Financial  Corporation  and
                 State  Street  Bank and  Trust  Company,  as
                 Trustee.   (Incorporated   by  reference  to
                 Exhibit 2 to the Current  Report on Form 8-K
                 filed with the Commission on October 24, 1995).      --


     10.1        Master Servicing Agreement, dated as of October
                 11, 1995, among CRIIMI MAE Financial Corporation,
                 as Issuer, CRIIMI MAE Services Limited Partnership,
                 as Master Servicer, State Street Bank and Trust Company, as Lead, and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to
                 Exhibit 3 to the Current Report on Form 8-K filed
                 with the Commission on October 24, 1995).            --

     99.1        Report of Independent Public Accountants on Applying
                 Agreed-upon procedures. (filed herewith).             8

     99.2        Annual Report for 1998 (filed herewith).             12

     99.3        Management's Assertion (filed herewith).             15

     99.4        Annual Compliance Statement (filed herewith).        16

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRIIMI MAE FINANCIAL CORPORATION
                                     (Registrant)

March 22, 1999                     /s/ William B. Dockser
-----------------                  -----------------------------
DATE                               William B. Dockser
                                   Chairman of the Board and
                                     Principal Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 22, 1999                     /s/ William B. Dockser
---------------------              ----------------------------
DATE                               William B. Dockser
                                   Chairman of the Board and
                                     Principal Executive Officer



March 22, 1999                     /s/ H. William Willoughby
---------------------              ----------------------------
DATE                               H. William Willoughby
                                   Director, President and
                                     Secretary



March 22, 1999                     /s/ Brian Hanson
---------------------              ----------------------------
DATE                               Brian Hanson
                                   Senior Vice President



March 22, 1999                     /s/ Bruce Lane
---------------------              ----------------------------
DATE                               Bruce Lane
                                   Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



CRIIMI MAE Financial Corporation
11200 Rockville Pike
Rockville, MD  20852

State Street Bank and Trust Company
Two International Place
Boston, MA  02110

We have performed the procedures enumerated below, which were agreed to by CRIIMI MAE Financial Corporation (the "Issuer") and State Street Bank and Trust Company (collectively, the "Specified Users"), solely to assist you in evaluating the Issuer's compliance, as set forth in the accompanying management assertion, with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995 and the accuracy of the Issuer's records for the year ended December 31, 1998. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the specified users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose. However, it is our understanding that these procedures are sufficient for your purposes.

During our engagement, we were furnished with or referred to the following documents:

- The Indenture agreement
- The Payment Date Statements for each of the months in the year beginning January 1, 1998 which represent all such Payment Date Statements for the year ended December 31, 1998, as provided by the Specified Users
- Collateral information attached to the Payment Date Statements listed above, as provided by the Specified Users
- The CRIIMI MAE Financial Corporation, 7% Collateralized Mortgage Obligations, Annual Report for 1998 (the "Annual Report") as attached to this letter

Procedures to Comply with Section 8.4(b) of the Indenture
---------------------------------------------------------

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

We performed the  calculations  as set forth in this letter in  accordance  with
Section 8.4(b) of the Indenture and found the calculations of the trustee to be in agreement with those recomputed by us within $2.00.

No exceptions were found as a result of applying the above procedures.

Procedures Related to the 1998 Annual Report
--------------------------------------------

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

We considered differences of less than $2.00 to be immaterial and, as such, are not reported as exceptions herein.

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

This report is intended solely for the information and use of the specified users and is not intended to be and should not be used by anyone other than these specified parties.


Washington, D.C.
March 22, 1999

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1998


Principal Distribution Detail

                     Scheduled               Principal               FHA Insurance           Realized        Net Principal
                      Principal             Prepayments                Proceeds               Losses         Distribution
                    -------------          --------------            -------------           --------        -------------
Mortgages           $2,417,615.42          $21,857,832.83            $        0.00           $   0.00        $24,275,448.25
GNMA                $  561,511.18            6,731,567.20                      N/A           $   0.00        $ 7,293,078.38
Total               $2,979,126.60          $28,589,400.03            $        0.00           $   0.00        $31,568,526.63



Interest Distribution Detail

                                                     Interest                Interest Strip                Net Interest
                                                      Amount                     Amount                    Distribution
                                                   --------------            -------------                 --------------
Mortgages                                          $ 9,771,608.13            $  530,519.01                 $ 9,241,089.12
GNMA                                               $ 5,684,797.45                      N/A                 $ 5,684,797.45
Total                                              $15,456,405.58            $  530,519.01                 $14,925,886.57


Interest Payable on Bonds

                                         Beginning                Interest              Interest
                                          Balance               Rate (Fixed)             Payable
                                      ---------------           ------------          --------------
                                      $186,409,356.63                  7.00%          $12,040,004.51



Balance Information
-------------------
Principal Balance of Collateral
                                                   Actual Beginning               Actual Principal            Actual Ending
                                                       Balance                         Payable                   Balance
                                                   ----------------               ----------------           ---------------
Mortgages                                          $ 116,596,731.87               $  24,275,448.25           $ 92,321,283.62
GNMA                                               $  76,684,256.30               $   7,293,078.38           $ 69,391,177.92
Total                                              $ 193,280,988.17               $  31,568,526.63           $161,712,461.54

Principal Balance of Bonds
                                                      Beginning                     Principal                    Ending
                                                       Balance                       Payable                     Balance
                                                   ---------------                --------------             ---------------
                                                   $186,409,356.63                $31,568,526.63             $154,840,830.00

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1998


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

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 1998

Other Information

P&I Advances

Aggregate P&I Advances                                    $0.00
Aggregate unreimbursed P&I Advances                       $0.00
Interest on P&I Advances paid to Master Servicer          $0.00
Interest accrued on unreimbursed P&I Advances             $0.00


Realized Losses

Aggregate Realized Losses incurred                        $0.00


Fees

                               Master                          Trustee
                            Servicing Fee                        Fee
                            -------------                     ---------

Mortgages                   $   54,026.55                     $ 9,724.78
GNMA                        $   35,409.33                     $ 6,373.67
Total                       $   89,435.88                     $16,098.45

                             MANAGEMENT'S ASSERTION



For the year ended December 31, 1998, the mathematical accuracy of CRIIMI MAE Financial Corporation's Payment Date Statements provided by State Street Bank and Trust Company as trustee is correct. CRIIMI MAE Financial Corporation's 1998 Annual Report is mathematically accurate and the amounts disclosed agree to the Payment Date Statements. Also, for the same period, CRIIMI MAE Financial Corporation has complied with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995.


                                         /s/ Brian Hanson
                                         --------------------------------
                                         Brian Hanson
                                         Senior Vice President



                                         /s/ H. Ilene Frank
                                         -----------------------------------
                                         H. Ilene Frank
                                         Assistant Vice President/Controller

                           ANNUAL COMPLIANCE STATEMENT

                                 March 31, 1999



Mr. William G. Swan
State Street Bank and Trust Company
225 Franklin Street
Boston, MA  02170

Dear Mr. Swan:

         In accordance with Section 9.9 of the Indenture dated as of October 1, 1995, between CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee, I certify that review of the activities of the Issuer for the period January 1, 1998 to December 31, 1998 and of the Issuer's performance under this Indenture has been made under my supervision. To the best of my knowledge, based on such review, the Issuer has fulfilled all of its obligations under this Indenture.

                                        Sincerely,



                                        /s/ Brian Hanson
                                        -----------------------------------
                               By:      Brian Hanson
                                        Senior Vice President