Form 10-K
period 2000-12-31
CRIIMI MAE FINANCIAL CORP
filed 2001-03-30
CIK 948268

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           December 31, 2000
                                                  -----------------------

Commission file number                                   33-94694
                                                    -----------------

                       CRIIMI MAE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
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

                                      NONE
        -----------------------------------------------------------------
                                 (Title of Class)

            Securities registered pursuant to Section 12(g) of the Act:

                                       NONE
        -----------------------------------------------------------------
                                  (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 2001, 1,000 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
       -----------------------------------------------------------------

         Form 10-K Parts                                   Document
         ---------------                                   --------

                                           I, II, III and IV Current Reports on
                                           Form 8-K filed with the Commission
                                           on January 12, 2000, February 11,
                                           2000, March 9, 2000, April 12, 2000,
                                           May 15, 2000, June 15, 2000, July 14,
                                           2000, August 14, 2000, September 15,
                                           2000, October 13, 2000, November 15,
                                           2000 and December 12, 2000.

                        CRIIMI MAE FINANCIAL CORPORATION

                        2000 ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                       Page
                                                                       ----

Item 2.           Properties...........................................  4
Item 3.           Legal Proceedings....................................  4
Item 4.           Submission of Matters to a Vote
                    of Security Holders................................  4

                                     PART II
                                     -------
Item 5.           Market for the Registrant's Common Stock
                    and Related Stockholder Matters....................  4
Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.............  4

                                     PART III
                                     --------
Item 13.          Certain Relationships and Related
                    Transactions.......................................  5


                                       PART IV
                                       -------


Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K................................  5

Signatures          ...................................................  6

                                      PART I

ITEM 2.   PROPERTIES

     The information required by item 2 is incorporated herein by reference to the Current Reports on Form 8-K filed with the Commission on January 12, 2000, February 11, 2000, March 9, 2000, April 12, 2000, May 15, 2000, June 15, 2000,
July 14, 2000, August 14, 2000, September 15, 2000, October 13, 2000, November 15, 2000 and December 12, 2000 and to the Accountant's Report and the Annual Compliance Statement filed in response to Item 14 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 2000.

                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

     The Registrant's 1,000 shares of authorized Common Stock are held by CRIIMI MAE Inc. (CRIIMI MAE), are not traded and have no trading market.

     As of December 31, 2000 Collateralized Mortgage Obligations (Bonds), with a face value of $117,729,663 and a fair market value of $118,373,653, were outstanding. The Bonds are held by 23 Bondholders. The Bonds trade on the over-the-counter market.

     Reference is made to the Current Reports on Form 8-K filed with the Commission on January 12, 2000, February 11, 2000, March 9, 2000, April 12, 2000, May 15, 2000, June 15, 2000, July 14, 2000, August 14, 2000, September 15,
2000, October 13, 2000, November 15, 2000 and December 12, 2000 for information concerning payments of principal and interest on the Bonds to Bondholders and dividends paid to CRIIMI MAE as the sole shareholder of the Registrant.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                     PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      Transactions with management and others.

     During 2000, CRIIMI MAE was paid $406,761 by the Registrant for interest expense due to CRIIMI MAE on the Mortgage Interest Strip Certificates that were issued in conjunction with the Bonds.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K


                             (c)               Exhibits


Exhibit No.       Description                         Sequentially Numbered Page

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

99.2              Annual Report for 2000 (filed
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

                                        CRIIMI MAE FINANCIAL CORPORATION
                                        (Registrant)


March __, 2001                           /s/ William B. Dockser
-------------------                      -----------------------------
DATE                                     William B. Dockser
                                         Chairman of the Board and
                                           Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 29, 2001                         /s/ William B. Dockser
---------------------                  ----------------------------
DATE                                   William B. Dockser
                                       Chairman of the Board and
                                         Principal Executive Officer



March 29, 2001                         /s/ H. William Willoughby
---------------------                  ----------------------------
DATE                                   H. William Willoughby
                                       Director, President and
                                         Secretary



March 29, 2001                         /s/ Brian L. Hanson
---------------------                  ----------------------------
DATE                                   Brian L. Hanson
                                       Senior Vice President



March 29, 2001                         /s/ Bruce Lane
---------------------                  ---------------------------
DATE                                   Bruce Lane
                                       Director

             INDEPENDENT PUBLIC ACCOUNTANTS' REPORT ON APPLYING
                           AGREED-UPON PROCEDURES




CRIIMI MAE Financial Corporation
11200 Rockville Pike
Rockville, MD  20852

State Street Bank and Trust Company
Two Avenue De Lafayette
6th Floor
Boston, MA  02111

     We have performed the procedures enumerated below, which were agreed to by CRIIMI MAE Financial Corporation (the "Issuer") and State Street Bank and Trust Company (collectively, the "Specified Users"), solely to assist you in evaluating the Issuer's compliance, as set forth in the accompanying management assertion, with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995 and the accuracy of the Issuer's records for the year ended December 31, 2000. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the Specified Users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose. However, it is our understanding that these procedures are sufficient for your purposes. This report does not constitute a legal determination as to the Issuer's compliance with specified requirements.

     During our engagement, we were furnished with or referred to the following documents:

-The Indenture agreement
-The Payment Date Statements for each of the months in the year beginning January 1, 2000 which represent all such Payment Date Statements for the year ended December 31, 2000, as provided by the Specified Users
-Collateral information accompanying the Payment Date Statements listed above, as provided by the Specified Users
-The CRIIMI MAE Financial Corporation, 7% Collateralized Mortgage Obligations, Annual Report for 2000 (the "Annual Report") as attached to this letter

Procedures to Comply with Section 8.4(b) of the Indenture
---------------------------------------------------------

     We read such provisions of the Indenture agreement as we deemed necessary for purposes of this letter. We also read each of the Payment Date Statements for the months listed above and performed the following procedures:

1. We agreed the Scheduled Principal distributions for the Mortgages and the GNMAs as detailed in the Principal Distribution Detail table to the collateral information accompanying the Payment Date Statements. We agreed the Principal Prepayments for the Mortgages and the GNMAs as detailed in the Principal Distribution Detail table to the collateral information accompanying the Payment Date Statements. We verified with the Issuer that there were no FHA Insurance Proceeds or Realized Losses during the period covered by the Payment Date Statement. We also tested the clerical accuracy of the Net Principal Distribution.

2. For the Payment Date Statements listed above, we agreed the Beginning Balance as detailed in the Interest Payable on Bonds table to the Actual Ending Balance of the bonds detailed in the prior month's Payment Date Statement. We recalculated the Interest Payable based on the Beginning Balance and the Interest Rate on the Bonds of 7%.

     We performed the calculations as set forth in this letter in accordance with Section 8.4(b) of the Indenture. We considered differences of $3.00 or less to be immaterial and, as such, are not reported as exceptions.

No exceptions were found as a result of applying the above procedures.



Procedures Related to the 2000 Annual Report
--------------------------------------------

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

6. We agreed the Actual Beginning Balance, Actual Principal Payable and the Actual Ending Balance as stated in the Principal Balance of Collateral table of the Annual Report to the amounts detailed in the applicable Payment Date Statements or the sum of the stated amounts as detailed in the Payment Date Statements, as appropriate.

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

     We considered differences of $3.00 or less to be immaterial and, as such, are not reported as exceptions herein. No exceptions were found as a result of applying the above procedures.

     We were not engaged to, and did not, perform an examination, the objective of which would be the expression of an opinion on management's assertion. Accordingly, we do not express such an opinion. Had we been engaged to perform additional procedures, other matters might have come to our attention that would have been reported to you.

     This report is intended solely for the use of the Specified Users and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. However, this report is a matter of public record and its distribution is not limited.




Arthur Andersen LLP
Vienna, Virginia
March 27, 2001

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 2000

Principal Distribution Detail

                            Scheduled               Principal           FHA Insurance          Realized          Net Principal
                            Principal              Prepayments            Proceeds              Losses           Distribution
                           ------------            ------------         -------------          --------          -------------
Mortgages                  $  510,571.85           $705,198.38           $       0.00           $   0.00         $1,215,770.23
GNMA                       $  617,660.48           $      0.00                    N/A           $   0.00         $  617,660.48
Total                      $1,128,232.33           $705,198.38           $        0.00          $   0.00         $1,833,430.71


Interest Distribution Detail

                                        Interest                Interest Strip                              Net Interest
                                         Amount                     Amount             Prepayments          Distribution
                                      --------------            -------------         --------------        --------------
Mortgages                             $ 5,289,376.28            $406,760.76             $ 5,964.06          $4,888,579.58
GNMA                                  $ 5,095,301.69                    N/A             $     0.00          $5,095,301.69
Total                                 $10,384,677.97            $406,760.76             $ 5,964.06          $9,983,881.27


Interest Payable on Bonds
                                                                                                             Additional
                                         Beginning                Interest              Interest              Interest
                                          Balance               Rate (Fixed)             Payable              Payable
                                      ---------------           ------------          --------------        -----------
                                      $119,563,095.67                  7.00%          $8,292,538.21         $      0.00


Balance Information
-------------------
Principal Balance of Collateral
                                                   Actual Beginning               Actual Principal            Actual Ending
                                                       Balance                         Payable                   Balance
                                                   ----------------               ----------------          -------------------
Mortgages                                          $ 62,556,110.70                $1,215,770.23               $ 61,340,340.47
GNMA                                               $ 63,878,623.98                $  617,660.48               $ 63,260,963.50
Total                                              $126,434,734.68                $1,833,430.71               $124,601,303.97

Principal Balance of Bonds
                                                      Beginning                     Principal                    Ending
                                                       Balance                       Payable                     Balance
                                                   ---------------                --------------           --------------------
                                                   $119,563,095.67                $1,833,430.71               $117,729,664.96

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 2000


Delinquency Information
Delinquent Mortgage Loans

                                                One Month         Two Months            Three Months+          Foreclosures
                                                ---------         ----------            -------------          -------------
Number                                                  0                  3                        0                     0
Stated Principal Balance                        $    0.00         $7,353,813.28         $        0.00          $       0.00
Unpaid Principal Balance                        $    0.00         $7,359,374.86         $        0.00          $       0.00


Delinquent Mortgage Loans Detail

                                                                                         Stated
                                                Months            Loan                  Principal               Status of
                                                Delinq.           Number                 Balance               Foreclosure
                                                -------           ------                ---------              --------------
                                                     2            158920                $1,756,767.22                  N/A
                                                     2            158925                $2,837,683.77                  N/A
                                                     2            158926                $2,764,923.87                  N/A

Liquidations

                                    Loan              Nature of            Final Recovery                FHA         Realized
                                   Number            Liquidation            Determination              Proceeds        Loss
                                   ------            -----------           --------------              --------     ----------
                                        0                      0                        0              $   0.00     $   0.00

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
Annual Report for 2000

Other Information

P&I Advances

Aggregate P&I Advances                                        $0.00
Aggregate unreimbursed P&I Advances                           $0.00
Interest on P&I Advances paid to Master Servicer              $0.00
Interest accrued on unreimbursed P&I Advances                 $0.00


Realized Losses

Aggregate Realized Losses incurred                            $0.00


Fees

                             Master                         Trustee
                          Servicing Fee                       Fee
                         ---------------                  -----------

Mortgages                $ 30,868.35                       $ 5,556.32
GNMA                     $ 31,799.86                       $ 5,723.98
Total                    $ 62,668.21                       $11,280.30

                            MANAGEMENT'S ASSERTION
                    ------------------------------------------

                                March 27, 2001


     For the year ended December 31, 2000, the mathematical accuracy of CRIIMI MAE Financial Corporation's Payment Date Statements provided by State Street Bank and Trust Company as Trustee is correct. CRIIMI MAE Financial Corporation's 2000 Annual Report is mathematically accurate and the amounts disclosed agree to the Payment Date Statements. Also, for the same period, CRIIMI MAE Financial Corporation has complied with the Indenture agreement among CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995.


                                             /s/ Cynthia O. Azzara
                                             ------------------------------
                                             Cynthia O. Azzara
                                             Senior Vice President
                                               and Chief Financial Officer




                                             /s/ Brian L. Hanson
                                             ------------------------------
                                             Brian L. Hanson
                                             Senior Vice President
                                               Mortgage Servicing




                                             /s/ Dawn B. Litterio
                                             ------------------------------
                                             Dawn B. Litterio
                                             Vice President
                                               Corporate Controller

                           ANNUAL COMPLIANCE STATEMENT
                ----------------------------------------------------

                                 March 27, 2001




Mr. Jeff Rooney
State Street Bank and Trust Company
Two Avenue De Lafayette
6th Floor
Boston, MA  02111

Dear Mr. Rooney:

     In accordance with Section 9.9 of the Indenture dated as of October 1, 1995, between CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee, I certify that review of the activities of the Issuer for the period January 1, 2000 to December 31, 2000 and of the Issuer's performance under this Indenture has been made under my supervision. To the best of my knowledge, based on such review, the Issuer has fulfilled all of its obligations under this Indenture.

                                           Sincerely,



                                           /s/ Brian L. Hanson
                                           ------------------------------
                                           Brian L. Hanson
                                           Senior Vice President
                                             Mortgage Servicing