Form 10-K
period 2001-12-31
CRIIMI MAE FINANCIAL CORP
filed 2002-03-29
CIK 948268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            December 31, 2001
                                                     -----------------

Commission file number                                   33-94694
                                                       ------------

                        CRIIMI MAE FINANCIAL CORPORATION
-------------------------------------------------------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 2002, 1,000 shares of common stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
      -----------------------------------------------------------------

   Form 10-K Parts                                   Document
   ---------------                                   ---------

   I, II, III                        Current  Reports on Form 8-K filed with the
   and IV                            Securities  and  Exchange Commission on
                                     January 12, 2001,  February 14, 2001,
                                     March 13, 2001,  April 11, 2001,  May 10,
                                     2001,  June 14,  2001,  July 13, 2001,
                                     August 8, 2001, September  14, 2001,
                                     October 11, 2001,  November 13, 2001 and
                                     December 13, 2001.

                        CRIIMI MAE FINANCIAL CORPORATION

                         2001 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                                                   Page
                                                                                                   ----
Item 2.           Properties.........................................................................  3
Item 3.           Legal Proceedings..................................................................  3
Item 4.           Submission of Matters to a Vote
                    of Security Holders..............................................................  3

                                     PART II
                                     -------
Item 5.           Market for the Registrant's Common Stock
                    and Related Stockholder Matters..................................................  3
Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...........................................  3

                                    PART III
                                    --------
Item 13.          Certain Relationships and Related
                    Transactions.....................................................................  4


                                     PART IV
                                     -------

Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K..............................................................  4

Signatures          .................................................................................  6


                                     PART I

ITEM 2.   PROPERTIES

     The information required by Item 2 is incorporated herein by reference to the Current Reports on Form 8-K filed with the Securities and Exchange Commission ("SEC") on January 12, 2001, February 14, 2001, March 13, 2001, April 11, 2001, May 10, 2001, June 14, 2001, July 13, 2001, August 8, 2001, September
14, 2001, October 11, 2001, November 13, 2001 and December 13, 2001 and to the Accountant's Report and the Annual Compliance Statement filed in response to
Item 14 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     CRIIMI MAE Financial Corporation's (the "Registrant") 1,000 shares of authorized Common Stock are held by CRIIMI MAE Inc. ("CRIIMI MAE"), are not traded and have no trading market.

     As of December 31, 2001, Collateralized Mortgage Obligations ("Bonds"), with a face value of $100,727,533 and a fair market value of $105,393,702, were outstanding. The Bonds are held by 23 Bondholders. The Bonds trade on the over-the-counter market.

     Reference is made to the Current Reports on Form 8-K filed with the SEC on January 12, 2001, February 14, 2001, March 13, 2001, April 11, 2001, May 10,
2001, June 14, 2001, July 13, 2000, August 8, 2001,  September 14, 2001, October
11, 2001, November 13, 2001 and December 13, 2001 for information concerning payments of principal and interest on the Bonds to Bondholders and dividends paid to CRIIMI MAE as the sole shareholder of the Registrant.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with management and others.

     During 2001, CRIIMI MAE was paid $413,936 by the Registrant for interest expense due to CRIIMI MAE on the Mortgage Interest Strip Certificates that were issued in conjunction with the Bonds.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

     (c) Exhibits

  Exhibit No.       Description                                          Page

     4.             Indenture, dated as of October 1, 1995, among
                    CRIIMI MAE Financial Corporation and State
                    Street Bank and Trust Company, as Trustee.
                    (Incorporated by reference to Exhibit 2 to the
                    Current Report on Form 8-K filed with the
                    SEC on October 24, 1995).                             --

     10.1           Master Servicing Agreement, dated as of October
                    11, 1995, among CRIIMI MAE Financial Corporation,
                    as Issuer, CRIIMI MAE Services Limited Partnership,
                    as Master Servicer, State Street Bank and Trust
                    Company, as Lead, and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to
                    Exhibit 3 to the Current Report on Form 8-K filed
                    with the SEC on October 24, 1995).                    --

     99.1           Independent Public Accountants' Report on Applying
                    Agreed-Upon Procedures (filed herewith).               8

     99.2           Annual Report for 2001 (filed herewith).              12

     99.3           Management's Assertion (filed herewith).              15

     99.4           Annual Compliance Statement (filed herewith).         16

     99.5           Letter to Securities and Exchange Commission
                    from the Registrant dated March 29, 2002 regarding representations received from Arthur Andersen LLP
                    in connection with its agreed upon procedures.        17

     (b) Reports on Form 8-K

       Date               Purpose
January 12, 2001          Report to Mortgage Certificateholders for payment date January 1, 2001

February 14, 2001         Report to Mortgage Certificateholders for payment date February 1, 2001

March 13, 2001            Report to Mortgage Certificateholders for payment date March 1, 2001

April 11, 2001            Report to Mortgage Certificateholders for payment date April 1, 2001

May 10, 2001              Report to Mortgage Certificateholders for payment date May 1, 2001

June 14, 2001             Report to Mortgage Certificateholders for payment date June 1, 2001

July 13, 2001             Report to Mortgage Certificateholders for payment date July 1, 2001

August 8, 2001            Report to Mortgage Certificateholders for payment date August 1, 2001

September 14, 2001        Report to Mortgage Certificateholders for payment date September 1, 2001

October 11, 2001          Report to Mortgage Certificateholders for payment date October 1, 2001

November 13, 2001         Report to Mortgage Certificateholders for payment date November 1, 2001

December 13, 2001         Report to Mortgage Certificateholders for payment date December 1, 2001


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CRIIMI MAE FINANCIAL CORPORATION
                                  (Registrant)


March 29, 2002                    /s/William B. Dockser
-------------------               ------------------------------------
DATE                              William B. Dockser
                                  Chairman of the Board and
                                  Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 29, 2002                           /s/William B. Dockser
---------------------                    ---------------------------------
DATE                                     William B. Dockser
                                         Chairman of the Board and
                                         Principal Executive Officer



March 29, 2002                           /s/H. William Willoughby
---------------------                    ---------------------------------
DATE                                     H. William Willoughby
                                         Director, President and
                                         Secretary



March 29, 2002                           /s/Brian Hanson
---------------------                    ---------------------------------
DATE                                     Brian Hanson
                                         Senior Vice President



March 28, 2002                           /s/Kim E. Lutthans
---------------------                    ---------------------------------
DATE                                     Kim E. Lutthans
                                         Director

                                                                  Exhibit 99.1


               INDEPENDENT PUBLIC ACCOUNTANTS' REPORT ON APPLYING
                             AGREED-UPON PROCEDURES



CRIIMI MAE Financial Corporation
11200 Rockville Pike
Rockville, MD  20852

State Street Bank and Trust Company
Two Avenue De Lafayette
6th Floor
Boston, MA  02111

We have performed the procedures enumerated below, which were agreed to by CRIIMI MAE Financial Corporation (the "Issuer") and State Street Bank and Trust Company (collectively, the "Specified Users"), solely to assist the Specified Users in evaluating the Issuer's compliance, as set forth in the accompanying management assertion, with the Indenture Agreement between CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995 (the "Indenture Agreement") and the accuracy of the Issuer's records for the year ended December 31, 2001. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the Specified Users of the report. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose. However, it is our understanding that these procedures are sufficient for your purposes. This report does not constitute a legal determination as to the Issuer's compliance with specified requirements.


During our engagement, we were furnished with or referred to the following documents:

        o        The Indenture Agreement;
        o The Portfolio Summary and Remittance Reports for each of the months in the year beginning January 1, 2001 which represent all such Portfolio Summary and Remittance Reports for the year ended December 31, 2001, as provided by the Specified Users;
         o       The CRIIMI MAE Financial Corporation 7%
                 Collarteralized Mortgage Obligations Monthly Payment Date Statements (the "Payment Date Statements") for each of the months in the year beginning January 1, 2001, which represent all such Payment Date Statements for the year ended December 31, 2001, as provided by the Specified Users;
        o The CRIIMI MAE Financial Corporation 7% Collateralized Mortgage Obligations Annual Report for 2001 (the "Annual
                 Report") as attached to this letter.

Procedures to Comply with Section 8.4(b) of the Indenture Agreement
-------------------------------------------------------------------

We read such provisions of the Indenture Agreement as we deemed necessary for purposes of this letter. We also read each of the Payment Date Statements for the months listed above and performed the following procedures:

1.       We agreed the Scheduled Principal Distributions for the FHA
         Mortgages and the GNMAs as detailed in the Principal Distribution Detail table to the Portfolio Summary and Remittance Reports. We agreed the Principal Prepayments for the FHA Mortgages and the GNMAs as detailed in the Principal Distribution Detail table to the Portfolio Summary and Remittance Reports. We verified with the Issuer that there were no FHA Insurance Proceeds or Realized Losses during the period covered by the Payment Date Statement. We also tested the clerical accuracy of the Net Principal Distribution.

2. We agreed the Interest Amount for the FHA Mortgages and the GNMAs as detailed in the Interest Distribution Detail table to the Portfolio Summary and the Remittance Reports. We agreed the Interest Strip Amount for the FHA Mortgages as detailed in the Interest Distribution Detail table to the Portfolio Summary and the Remittance Reports. We also tested the clerical accuracy of the Net Interest Distribution, which includes any Prepayment Penalty.

3.       We agreed the Beginning Balance as detailed in the Interest
         Payable on Bonds table to the Actual Ending Balance of the bonds detailed in the prior month's Payment Date Statement. We recalculated the Interest Payable based on the Beginning Balance and the Interest Rate on the Bonds of 7%.

We performed the calculations as set forth in this letter in accordance with
Section 8.4(b) of the Indenture Agreement. We considered differences of $3.00 or less to be immaterial and, as such, are not reported as exceptions herein.

No exceptions were found as a result of applying the above procedures.

Procedures Related to the 2001 Annual Report
--------------------------------------------

1.       We read the Annual Report.

2.       We tested the Annual Report for mathematical accuracy.

3.       We agreed the amounts disclosed for Scheduled Principal
         Distributions, Principal Prepayments, FHA Insurance Proceeds, Realized Losses and Net Principal Distributions as stated in the Principal Distribution Detail table of the Annual Report to the sum of the stated amounts as detailed in the Payment Date Statements.

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

6.       We agreed the Actual Beginning Balance, Actual Principal
         Payable and Actual Ending Balance as stated in the Principal Balance of Collateral table of the Annual Report to the amounts detailed in the applicable Payment Date Statements or the sum of the stated amounts as detailed in the Payment Date Statements, as appropriate.

7. We agreed the Beginning Balance, Principal Payable and Ending Balance as detailed in the Principal Balance of Bonds table of the Annual Report to amounts detailed in the applicable Payment Date Statement.

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

We were not engaged to perform an examination, the objective of which would be the expression of an opinion on management's assertion. Accordingly, we do not express such an opinion. Had we been engaged to perform additional procedures, other matters might have come to our attention that would have been reported to you.

This report is intended solely for the use of the Specified Users and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. However, this report is a matter of public record and its distribution is not restricted.



/s/Arthur Andersen LLP
Vienna, Virginia
March 22, 2002

                                                                   Exhibit 99.2

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
2001 Year-End Report

Principal Distribution Detail

                      Scheduled              Principal                FHA Insurance          Realized        Net Principal
                      Principal             Prepayments                  Proceeds             Losses          Distribution
                    ---------------        ------------------        -----------------       ----------      -------------
Mortgages           $   510,095.34          $14,843,128.97           $       0.00            $   0.00         $15,353,224.31
GNMA                $   670,532.13          $   978,375.78                    N/A            $   0.00         $ 1,648,907.91
                    --------------          ----------------         -------------           --------         ---------------
Total               $1,180,627.47           $15,821,504.75           $        0.00           $   0.00         $17,002,132.22
                    =============           ==============           =============           ========         ==============


Interest Distribution Detail
                                                                                                                Net Interest
                                        Interest                Interest Strip                                  Distribution
                                         Amount                     Amount            Prepayments         Includes Prepay Penalty
                                      --------------            -------------         --------------    ---------------------------

Mortgages                             $ 4,890,943.33            $  410,724.67          $  86,999.03         $ 4,567,217.69
GNMA                                  $ 5,044,500.27                      N/A          $  29,373.54         $ 5,073,873.81
                                      --------------            -------------         -------------         --------------
Total                                 $ 9,935,443.60            $  410,724.67          $ 116,372.57         $ 9,641,091.50
                                      ==============            =============          ============         ==============


Interest Payable on Bonds                                                                                    Additional
                                         Beginning                Interest              Interest              Interest
                                          Balance               Rate (Fixed)             Payable              Payable
                                      ---------------           ------------          --------------        -----------

                                      $117,729,664.96                  7.00%          $ 7,833,260.74        $      0.00



Balance Information
-------------------
Principal Balance of Collateral
                                                   Actual Beginning               Actual Principal                 Actual Ending
                                                       Balance                         Payable                         Balance
                                                   ----------------               ----------------             -------------------
Mortgages                                          $   61,340,337.59              $15,353,224.31                $  45,987,113.28
GNMA                                               $   63,260,963.50              $ 1,648,907.91                $  61,612,055.59
                                                   -----------------              ---------------               ----------------
Total                                              $  124,601,301.09              $17,002,132.22                $ 107,599,168.87
                                                   =================              ==============                ================

Principal Balance of Bonds
                                                      Beginning                     Principal                        Ending
                                                       Balance                       Payable                         Balance
                                                   ---------------                --------------               -------------------

                                                   $117,729,664.96                $17,002,132.22                $100,727,532.74


CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
2001 Year-End Report (continued)


Delinquency Information

Delinquent Mortgage Loans

                                                One Month         Two Months            Three Months+          Foreclosures
                                                ---------         ----------            -------------         --------------
Number                                                  0                 0                       2                       0
Stated Principal Balance                        $    0.00         $    0.00             $117,638.63            $       0.00
Unpaid Principal Balance                        $    0.00         $    0.00             $269,769.79            $       0.00


Delinquent Mortgage Loans Detail

                                                                                         Stated
                                                Months            Loan                  Principal               Status of
                                                Delinq.           Number                 Balance               Foreclosure
                                                -------           ------                ---------              --------------

                                                   13             158925                $151,838.16                 N/A
                                                   13             158926                $117,931.63                 N/A

Liquidations

                                    Loan              Nature of            Final Recovery                FHA         Realized
                                   Number            Liquidation            Determination              Proceeds        Loss
                                   ------            -----------           --------------              --------     ----------

                                        0                      0                        0              $   0.00      $   0.00

CRIIMI MAE Financial Corporation
7.00% Collateralized Mortgage Obligations
2001 Year-End Report (continued)

Other Information

P&I Advances

Aggregate P&I Advances                                                 $0.00
Aggregate unreimbursed P&I Advances                                    $0.00
Interest on P&I Advances paid to Master Servicer                       $0.00
Interest accrued on unreimbursed P&I Advances                          $0.00


Realized Losses

Aggregate Realized Losses incurred                                     $0.00


Fees

                                Master                           Trustee
                              Servicing Fee                        Fee
                            ----------------                   -----------

Mortgages                   $   27,908.59                      $  5,023.55
GNMA                        $   31,479.08                      $  5,666.23
                            -------------                      -----------
Total                       $   59,387.67                      $ 10,689.78
                            =============                     =============

                                                                  Exhibit 99.3

                             MANAGEMENT'S ASSERTION
               ------------------------------------------------------

                                 March 22, 2002


For the year ended December 31, 2001, the mathematical accuracy of CRIIMI MAE Financial Corporation's Payment Date Statements provided by State Street Bank and Trust Company as Trustee is correct. The CRIIMI MAE Financial Corporation 7% Collateralized Mortgage Obligations Annual Report for 2001 is mathematically accurate and the amounts disclosed agree to the Payment Date Statements. Also, for the same period, CRIIMI MAE Financial Corporation has complied with the Indenture Agreement between CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee dated October 1, 1995.



                                  /s/Cynthia O. Azzara
                                  -------------------------------------
                                  Cynthia O. Azzara
                                  Senior Vice President
                                  Chief Financial Officer and Treasurer



                                  /s/Brian L. Hanson
                                  -------------------------------------
                                  Brian L. Hanson
                                  Senior Vice President
                                  Mortgage Servicing



                                  /s/Eugene J. Bredow
                                  ------------------------------------
                                   Eugene J. Bredow
                                   Vice President
                                   Corporate Controller

                                                                  Exhibit 99.4

                           ANNUAL COMPLIANCE STATEMENT
               ------------------------------------------------------


                                 March 22, 2002



Mr. Daniel M. Scully, Jr.
State Street Bank and Trust Company
Two Avenue De Lafayette
6th Floor
Boston, MA  02111

Dear Mr. Scully:

     In accordance with Section 9.9 of the Indenture Agreement dated as of October 1, 1995, between CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust Company as Trustee, I certify that review of the activities of the Issuer for the period January 1, 2001 to December 31, 2001 and of the Issuer's performance under this Indenture Agreement has been made under my supervision. To the best of my knowledge, based on such review, the Issuer has fulfilled all of its obligations under this Indenture Agreement.

                                  Sincerely,



                                  /s/Brian L. Hanson
                                  -----------------------------------
                         By:      Brian L. Hanson
                                  Senior Vice President
                                  Mortgage Servicing

                                                                  Exhibit 99.5

                                                     March 29, 2002

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

Re: Annual Report on Form 10-K for the year ended December 31, 2001 for CRIIMI MAE Financial Corporation

Ladies and Gentlemen:

Consistent with the Commission's release of March 18, 2002, please be advised that the Company has obtained a letter from Arthur Andersen LLP, the Company's independent public accountants, dated March 29, 2002, containing the following representations regarding the agreed-upon procedures performed to evaluate the Company's compliance with the Indenture Agreement between CRIIMI MAE Financial Corporation as Issuer and State Street Bank and Trust as Trustee dated
October 1, 1995 and the accuracy of the Company's records for the year ended December 31, 2001:

o the agreed-upon procedures were subject to Arthur Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards;
o there was appropriate continuity of Arthur Andersen personnel working on the agreed-upon procedures; and
o    there was appropriate availability of national office consultation.

Representation relating to the availability of personnel at foreign affiliates of Arthur Andersen was not relevant to these agreed-upon procedures.

                                   Sincerely,



                                   /s/William B. Dockser
                                   ---------------------------
                                   William B. Dockser
                                   Chairman of the Board and
                                   Principal Executive Officer