Form 10-K
period 2002-12-31
CRIIMI MAE FINANCIAL CORP
filed 2003-03-31
CIK 948268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            December 31, 2002
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 2003, 1,000 shares of common stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
      -----------------------------------------------------------------

   Form 10-K Parts                                   Document
   ---------------                                   ---------

   I, II, III                        Current  Reports on Form 8-K filed with the
   and IV                            Securities  and  Exchange Commission on
                                     January 14, 2002,  February 13, 2002,
                                     March 13, 2002,  April 15, 2002,  May 8,
                                     2002,  June 12,  2002,  July 10, 2002,
                                     August 8, 2002, September  6, 2002,
                                     October 11, 2002,  November 12, 2002 and
                                     December 12, 2002.

                        CRIIMI MAE FINANCIAL CORPORATION

                         2002 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                                                   Page
                                                                                                   ----
Item 2.           Properties.........................................................................  3
Item 3.           Legal Proceedings..................................................................  3
Item 4.           Submission of Matters to a Vote
                    of Security Holders..............................................................  3

                                     PART II
                                     -------
Item 5.           Market for the Registrant's Common Stock
                    and Related Stockholder Matters..................................................  3
Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...........................................  3

                                    PART III
                                    --------
Item 13.          Certain Relationships and Related
                    Transactions.....................................................................  4


                                     PART IV
                                     -------

Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K..............................................................  4

Signatures          .................................................................................  6

Certification       .................................................................................  8


                                     PART I

ITEM 2.   PROPERTIES

     The information required by Item 2 is incorporated herein by reference to the Current Reports on Form 8-K filed with the Securities and Exchange Commission ("SEC") on January 14, 2002, February 13, 2002, March 13, 2002, April 15, 2002, May 8, 2002, June 12, 2002, July 10, 2002, August 8, 2002, September
6, 2002, October 11, 2002, November 12, 2002 and December 12, 2002 and to the Accountant's Report and the Annual Compliance Statement filed in response to
Item 14 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     CRIIMI MAE Financial Corporation's (the "Registrant") 1,000 shares of authorized Common Stock are held by CRIIMI MAE Inc. ("CRIIMI MAE"), and are not traded and have no trading market.

     As of December 31, 2002, Collateralized Mortgage Obligations ("Bonds"), with a face value of $69,982,117 and a fair market value of $71,797,083, were outstanding. As of December 31, 2002, there is one holder of record of the Bonds. The Bonds trade on the over-the-counter market.

     Reference is made to the Current Reports on Form 8-K filed with the SEC on January 14, 2002, February 13, 2002, March 13, 2002, April 15, 2002, May 8,
2002, June 12, 2002, July 10, 2002, August 8, 2002,  September 6, 2002, October
11, 2002, November 12, 2002 and December 12, 2002 for information concerning payments of principal and interest on the Bonds to Bondholders and dividends paid to CRIIMI MAE as the sole shareholder of the Registrant.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     In May 2002, the Registrant dismissed Arthur Andersen as its independent accountants. In June 2002, the Registrant selected Ernst & Young LLP as its independent accountants to evaluate the Registrant's compliance with certain procedures and the accuracy of certain of the Registrant's financial records and to issue its report thereon for the year ending December 31, 2002.

     Arthur Andersen's report on the evaluation of the Registrant's compliance with certain procedures and the accuracy of certain of the Registrant's financial records for the years ended December 31, 2001 and 2000 did not contain any exceptions.

     During the years ended December 31, 2001 and 2000 and through the date of dismissal, there were: (i) no disagreements with Arthur Andersen as to the accounting procedures or financial disclosures which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the evaluation of the Registrant's compliance with certain procedures and the accuracy of certain of the Registrant's financial records; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     During the years ended December 31, 2001 and 2000 and the subsequent interim period through May 2002, neither the Registrant nor anyone on its behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed; or the type of report that might be rendered with respect to the Registrant's procedures and financial records.

                                    PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with management and others.

     During 2002, CRIIMI MAE was paid $338,110 by the Registrant for interest expense due to CRIIMI MAE on the Mortgage Interest Strip Certificates that were issued in conjunction with the Bonds.

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

     99.1 Independent Public Accountants' Report on Applying Agreed-Upon Procedures (filed herewith).

     99.2           Annual Report for 2002 (filed herewith).

     99.3           Management's Assertion (filed herewith).

     99.4           Annual Compliance Statement (filed herewith).

     (b) Reports on Form 8-K

       Date               Purpose
January 14, 2002          Report to Mortgage Certificateholders for payment date January 1, 2002

February 13, 2002         Report to Mortgage Certificateholders for payment date February 1, 2002

March 13, 2002            Report to Mortgage Certificateholders for payment date March 1, 2002

April 15, 2002            Report to Mortgage Certificateholders for payment date April 1, 2002

May 8, 2002               Report to Mortgage Certificateholders for payment date May 1, 2002

June 12, 2002             Report to Mortgage Certificateholders for payment date June 3, 2002

July 10, 2002             Report to Mortgage Certificateholders for payment date July 1, 2002

August 8, 2002            Report to Mortgage Certificateholders for payment date August 1, 2002

September 6, 2002         Report to Mortgage Certificateholders for payment date September 3, 2002

October 11, 2002          Report to Mortgage Certificateholders for payment date October 1, 2002

November 12, 2002         Report to Mortgage Certificateholders for payment date November 1, 2002

December 12, 2002         Report to Mortgage Certificateholders for payment date December 2, 2002


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CRIIMI MAE FINANCIAL CORPORATION
                                  (Registrant)


March 31, 2003                    /s/Barry S. Blattman
-------------------               ------------------------------------
DATE                              Barry S. Blattman
                                  Chairman of the Board, Chief
                                  Executive Officer and President

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry S. Blattman, severally, his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 31, 2003                           /s/Barry S. Blattman
---------------------                    ---------------------------------
DATE                                     Barry S. Blattman
                                         Chairman of the Board, Chief
                                         Executive Officer and President
                                         (Principal Executive Officer)



March 31, 2003                           /s/David B. Iannarone
---------------------                    ---------------------------------
DATE                                     David B. Iannarone
                                         Executive Vice President, Chief
                                         Operating Officer and Director



March 31, 2003                           /s/Cynthia O. Azzara
---------------------                    ---------------------------------
DATE                                     Cynthia O. Azzara
                                         Senior Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Accounting Officer)



March 31, 2003                           /s/Brian Hanson
---------------------                    ---------------------------------
DATE                                     Brian Hanson
                                         Senior Vice President
                                         Mortgage Servicing



---------------------                    ---------------------------------
DATE                                     Kim E. Lutthans
                                         Director

                                 Certification

I, Brian Hanson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CRIIMI MAE Financial Corporation;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: State Street Bank and Trust Company.

Date: March 31, 2003


/s/Brian Hanson
-------------------------
Brian Hanson
Senior Vice President
Mortgage Servicing