Form 10-K
period 2003-12-31
CRIIMI MAE FINANCIAL CORP
filed 2004-03-30
CIK 948268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2003

Commission file number	33-94694

CRIIMI MAE FINANCIAL CORPORATION

(Exact name of registrant as specified in charter)

Maryland	52-1931369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike, Rockville, Maryland	20852
(Address of principal executive offices)	(Zip Code)

(301) 816-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

NONE
(Title of class)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of March 25, 2004, 1,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K Parts	Document

I, II, III and IV

Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC) on January 14, 2003, May 13, 2003, June 11, 2003, July 9, 2003, August 14, 2003, September 11, 2003, October 14, 2003, November 13, 2003 and December 11, 2003. Three Current Reports on Form 8-K/A filed with the SEC on June 11, 2003.

CRIIMI MAE FINANCIAL CORPORATION

2003 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 2.                             PROPERTIES

The information required by Item 2 is incorporated herein by reference to the Current Reports on Form 8-K and 8-K/A filed with the Securities and Exchange Commission (“SEC”) on January 14, 2003, May 13, 2003, June 11, 2003, July 9, 2003, August 14, 2003, September 11, 2003, October 14, 2003, November 13, 2003 and December 11, 2003 and to the Accountant’s Report and the Annual Compliance Statement filed in response to Item 15 of this Annual Report on Form 10-K.

ITEM 3.                             LEGAL PROCEEDINGS

Not applicable.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

CRIIMI MAE Financial Corporation’s (the “Registrant”) 1,000 shares of authorized Common Stock are held by CRIIMI MAE Inc. (“CRIIMI MAE”), and are not traded and have no trading market.

As of December 31, 2003, Collateralized Mortgage Obligations (“Bonds”), with a face value of $55,698,082 and a fair market value of $56,604,681, were outstanding. As of December 31, 2003, there is one holder of record of the Bonds. The Bonds trade on the over-the-counter market.

Reference is made to the Current Reports on Form 8-K and Form 8-K/A filed with the SEC on January 14, 2003, May 13, 2003, June 11, 2003, July 9, 2003, August 14, 2003, September 11, 2003, October 14, 2003, November 13, 2003 and December 11, 2003 for information concerning payments of principal and interest on the Bonds to Bondholders and dividends paid to CRIIMI MAE as the sole shareholder of the Registrant.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In May 2002, the Registrant dismissed Arthur Andersen as its independent accountants. In June 2002, the Registrant selected Ernst & Young LLP as its independent accountants to evaluate the Registrant’s compliance with certain procedures and the accuracy of certain of the Registrant’s financial records and to issue its report thereon for the year ending December 31, 2002.

Arthur Andersen’s report on the evaluation of the Registrant’s compliance with certain procedures and the accuracy of certain of the Registrant’s financial records for the years ended December 31, 2001 and 2000 did not contain any exceptions.

During the years ended December 31, 2001 and 2000 and through the date of dismissal, there were: (i) no disagreements with Arthur Andersen as to the accounting procedures or financial disclosures which, if not resolved to Arthur

Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the evaluation of the Registrant’s compliance with certain procedures and the accuracy of certain of the Registrant’s financial records; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the year ended December 31, 2001 and the subsequent interim period through May 2002, neither the Registrant nor anyone on its behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed; or the type of report that might be rendered with respect to the Registrant’s procedures and financial records.

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with management and others.

During 2003, CRIIMI MAE was paid $252,614 by the Registrant for interest expense due to CRIIMI MAE on the Mortgage Interest Strip Certificates that were issued in conjunction with the Bonds.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K and 8-K/A

(c)	Exhibits

Exhibit No.	Description

4

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

31	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act (filed herewith).

99.1	Officer’s Annual Statement as to compliance by CRIIMI MAE Services Limited Partnership as Master Servicer (filed herewith).

99.2	Report of Independent Accountants on CRIIMI MAE Services Limited Partnership’s compliance with minimum servicing standards (filed herewith).

99.3	Report of Management regarding CRIIMI MAE Services Limited Partnership’s compliance with minimum servicing standards (filed herewith).

99.4	Report of Independent Accountants (filed herewith).

99.5	Annual Report for 2003 (filed herewith).

99.6	Management’s Assertion (filed herewith).

99.7	Annual Compliance Statement (filed herewith).

(b)	Reports on Form 8-K and 8-K/A

Date	Purpose

January 14, 2003	Report to Mortgage Certificateholders for payment date January 2, 2003

May 13, 2003	Report to Mortgage Certificateholders for payment date May 1, 2003

June 11, 2003	Report to Mortgage Certificateholders for payment date February 3, 2003

June 11, 2003	Report to Mortgage Certificateholders for payment date March 3, 2003

June 11, 2003	Report to Mortgage Certificateholders for payment date April 1, 2003

June 11, 2003	Report to Mortgage Certificateholders for payment date June 2, 2003

July 9, 2003	Report to Mortgage Certificateholders for payment date July 1, 2003

August 14, 2003	Report to Mortgage Certificateholders for payment date August 1, 2003

September 11, 2003	Report to Mortgage Certificateholders for payment date September 1, 2003

October 14, 2003	Report to Mortgage Certificateholders for payment date October 1, 2003

November 13, 2003	Report to Mortgage Certificateholders for payment date November 3, 2003

December 11, 2003	Report to Mortgage Certificateholders for payment date December 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE FINANCIAL CORPORATION
(Registrant)

March 30, 2004	/s/ Barry S. Blattman
DATE	Barry S. Blattman
Chairman of the Board and Chief
Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 30, 2004	/s/ Barry S. Blattman
DATE	Barry S. Blattman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 30, 2004	/s/ Mark R. Jarrell
DATE	Mark R. Jarrell
President, Chief Operating Officer and a Director

March 30, 2004	/s/ Cynthia O. Azzara
DATE	Cynthia O. Azzara
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 30, 2004	/s/ Stephen M. Abelman
DATE	Stephen M. Abelman
Executive Vice President, Asset
Management

DATE	Kenneth J. Uva
Director